Form 10KSB
period 2001-06-30
HIGH TECH TRAVEL SERVICES CORP
filed 2002-02-19
CIK 1125254

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported): June 30, 2001


                      High Tech Travel Services Corporation

             (Exact name of registrant as specified in its charter)


         Delaware                     333-48006                  22-3686104
-----------------------------      -------------            --------------------
(State or other jurisdiction       (Commission                 (IRS Employer
     of incorporation)              File Number)            Identification No.)


38 Second Avenue, Atlantic Highlands, New Jersey 07716

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 732-872-2703


                                      None

(Former name or former address, if changed since last report.)



(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001

[ ] Transition report under section 13 or 15(d) of the securities exchange act of 1934 for the transition period from to

         Securities registered under Section 12(b) of the Exchange Act:
                              (Title of each class)
                                      None

                   Name of each exchange on which registered:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $.0001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. []Yes [x]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year

                                      $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

                                  Not available

(Issuers involved in bankruptcy proceeding during the past five years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                                 Not Applicable

(Applicable only to corporate registrants)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                    14,743,309 Shares as of January 30, 2002


This report on Form 10-KSB is being filed by the registrant pursuant to Securities Exchange Act of 1934 Rule 15d-2(Special Financial Report) and, pursuant to such Rule, contains only financial statements for the period from October 1, 1999 (Date of Inception) to June 30, 2000 and for the Fiscal Year ended June 30, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FINANCIAL STATEMENTS

         Index to Consolidated Financial Statements for the period October 1, 1999 (date of inception) to June 30, 2000, and for the Year ended June 30, 2001

         Index to financial Statements
         Independent Auditors' Report dated
         Balance Sheets
         Statements of Operations
         Statements of Changes in Stockholders' Equity
         Statements of Cash Flows
         Notes to Consolidated Financial Statements

                      HIGH-TECH TRAVEL SERVICES CORPORATION
                          (A Development Stage Company)

             For the Period from October 1, 1999 (Date of Inception)
              to June 30, 2000 and For the Year Ended June 30, 2001





                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-1

Balance Sheets                                                           F-2

Statements of Operations                                                 F-3

Statements of Changes in Stockholders' Equity                            F-4

Statements of Cash Flows                                                 F-5

Notes to Financial Statements                                         F-6 - F-12

                          Independent Auditors' Report


To the Board of Directors and Stockholders of High-Tech Travel Services Corporation

We have audited the accompanying balance sheets of High-Tech Travel Services Corporation (a Development Stage Company) as of June 30, 2000 and 2001 and the related statements of operations, stockholders' equity and cash flows, for the period from inception (October 1, 1999) to June 30, 2000 and for the year ended June 30, 2001 and for the period from inception (October 1, 1999) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High-Tech Travel Services Corporation (a Development Stage Company) at June 30, 2000 and 2001 and the results of its operations and its cash flows for the period from inception (October 1, 1999) to June 30, 2000 and year ended June 30, 2001 and for the period from inception (October 1, 1999) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        AMPER, POLITZINER & MATTIA P.A.

                                        /S/ AMPER, POLITZINER & MATTIA P.A.

December 26, 2001
Edison, New Jersey


                                     HIGH-TECH TRAVEL SERVICES CORPORATION
                                         (A Development Stage Company)
                                                Balance Sheets
                                                   June 30,
                                                    Assets

                                                                                            Proforma
                                                                                           (Unaudited)
                                                         2000               2001             Note 11
                                                         ----               ----             -------
Current asset
   Cash and cash equivalents                         $     39,888      $      5,352       $    592,918

Property and equipment, net                                 5,948             4,386              4,386

Restricted cash held subject to recission               1,645,588         1,354,739                  -

Deferred offering costs, subject to recission             240,449           240,449                  -
                                                     -------------     -------------      -------------

                                                     $  1,931,873      $  1,604,926       $    597,304
                                                     =============     =============      =============


                                     Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                  $     21,257      $    273,118       $    273,118
   Accrued expenses                                       119,281            34,661             34,661
   Accrued interest subject to recission                   26,815            81,408                  -
   Due to stockholders                                          -            26,448             26,448
                                                     -------------     -------------      -------------
                                                          167,353           415,635            334,227

Common stock subject to recission                       1,590,562         1,248,121                  -

Stockholders' equity
   Common stock, $.0001 par value,
    25,000,000 and 50,000,000 shares
    authorized, 13,591,960 and
    13,697,627 shares issued and
    outstanding                                             1,359             1,370              1,474
   Additional paid-in capital                             474,326           820,463          1,150,371
   Deficit accumulated during the
    development stage                                    (301,727)         (880,663)          (888,768)
                                                     -------------     -------------      -------------
     Total stockholders' equity                           173,958           (58,830)           263,077
                                                     -------------     -------------      -------------

                                                     $  1,931,873      $  1,604,926       $    597,304
                                                     =============     =============      =============

                                See accompanying notes to financial statements.


                                HIGH-TECH TRAVEL SERVICES CORPORATION
                                    (A Development Stage Company)
                                      Statements of Operations
               For the Period from Inception (October 1, 1999) through June 30, 2000,
                  For the Year ended June 30, 2001and for the period from Inception
                               (October 1, 1999) through June 30, 2001

                                          Period from                             Period from
                                           Inception                               Inception
                                       (October 1, 1999)          Year          (October 1, 1999)
                                            through               Ended              through
                                         June 30, 2000        June 30, 2001       June 30, 2001
                                         -------------        -------------       -------------
Revenues                              $               -     $              -    $              -
                                      ------------------    -----------------   -----------------

Operating expenses
     General and administrative                 299,745              576,482             876,227
     Depreciation expense                         1,487                1,562               3,049
                                      ------------------    -----------------   -----------------
                                                301,232              578,044             879,276
Other expense                                       495                  892               1,387
                                      ------------------    -----------------   -----------------

Net loss                              $         301,727     $        578,936    $        880,663
                                      ==================    =================   =================

Basic and diluted net loss per share  $            (.02)    $           (.04)   $           (.07)
                                      ==================    =================   =================

Shares used in computing basic and
 diluted net loss per share                  13,191,991           13,665,745          13,462,707
                                      ==================     ================   =================

                           See accompanying notes to financial statements.


                                     HIGH-TECH TRAVEL SERVICES CORPORATION
                                         (A Development Stage Company)
                                 Statements of Changes in Stockholders' Equity
                       For the Period from Inception (October 1, 1999) to June 30, 2000 and for the Year Ended June 30, 2001

                                                                                            Deficit
                                                                                          Accumulated
                                               Common Stock               Additional       During the
                                            Number          Par             Paid-in        Development
                                           of Shares       Value            Capital           Stage             Total
                                           ---------       -----            -------           -----             -----
Balance at October 1, 1999                           -   $        -      $          -     $          -     $          -

Stock issued
    Initial issuance for cash               13,000,000         1,300                -                -            1,300

    Sale of common stock for cash,
     net costs of $265,624                     591,960            59          474,326                -          474,385

Net loss                                             -             -                -         (301,727)        (301,727)
                                          -------------  ------------    -------------    -------------    -------------

Balance at June 30, 2000                    13,591,960         1,359          474,326         (301,727)         173,958

Stock issued
    Sale of common stock for cash,
     net of costs of $10,339                    20,460             2           15,234                -           15,236

    Common shares issued in lieu of cash
     relating  to sale of common stock          85,207             9          106,500                -          106,509

    Stockholders contribution                        -             -          224,403                -          224,403

Net Loss                                             -             -                -         (578,936)        (578,936)
                                          -------------  ------------    -------------    -------------    -------------

Balance at June 30, 2001                    13,697,627   $     1,370     $    820,463     $   (880,663)    $    (58,830)
                                          =============  ============    =============    =============    =============

                                See accompanying notes to financial statements.


                                HIGH-TECH TRAVEL SERVICES CORPORATION
                                    (A Development Stage Company)
                                      Statements of Cash Flows
                   Period from Inception (October 1, 1999) through June 30, 2000,
                                For the Year Ended June 30, 2001 and
                for the Period from Inception (October 1, 1999) through June 30, 2001


                                               Period from
                                                Inception                       Period from Inception
                                               tober 1, 1999)      For the        (October 1, 1999)
                                                 through         Year Ended            through
                                               une 30, 2000      une 30, 2001       June 30, 2001
                                               ------------      ------------       -------------
Cash flows used from operating activities
     Net loss                                  $     (301,727)   $     (578,936)   $     (880,663)
                                               ---------------   ---------------   ---------------
     Adjustments to reconcile net income
      to net cash provided by operations
       Depreciation                                     1,487             1,562             3,049
       Stockholders contribution                            -           224,403           224,403
     Increase in
       Accounts payable                                21,257           251,861           273,118
       Accrued expenses                               119,281            21,889            34,661
       Accrued interest subject to recission           26,815            54,593            81,408
       Due to stockholders                                  -            26,448            26,448
                                               ---------------   ---------------   ---------------
         Total adjustments                            168,840           580,756           643,087
                                               ---------------   ---------------   ---------------
                                                     (132,887)            1,820          (237,576)
                                               ---------------   ---------------   ---------------
Cash flows used for investing activities
     Purchase of computer equipment                    (7,435)                -            (7,435)
                                               ---------------   ---------------   ---------------

Cash flows from financing activities
     Net proceeds from sale of common stock
      to founders                                       1,300                 -             1,300
     Net proceeds from the sale of
      common stock to others                          474,385            15,236           596,130
     Net proceeds (refunds) from the sale of
      common stock subject to recission             1,590,562                 -         1,590,562
     Net payouts from the sale of common
      stock subject to recission                            -          (342,441)         (342,441)
     Deferred offering costs                         (240,449)                -          (240,449)
     Restricted cash held subject to recission     (1,645,588)          290,849        (1,354,739)
                                               ---------------   ---------------   ---------------
                                                      180,210           (36,356)          250,363
                                               ---------------   ---------------   ---------------

Net increase (decrease) in cash and cash
equivalents for the period                             39,888           (34,536)            5,352

Cash and cash equivalents - beginning                       -            39,888                 -
                                               ---------------   ---------------   ---------------

Cash and cash equivalents - ending             $       39,888    $        5,352    $        5,352
                                               ===============   ===============   ===============

Supplemental disclosure of cash paid
     Interest                                  $            -    $       34,847    $       34,847
     Income taxes                                           -                 -                 -

                                See accompanying notes to financial statements.

                      HIGH-TECH TRAVEL SERVICES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the Period from Inception (October 1, 1999) to June 30, 2000 and
                        For the Year Ended June 30, 2001


Note 1 -      Business and Liquidity
              ----------------------
              High-Tech Travel Services Corporation (the "Company") was incorporated on October 1, 1999, in Delaware. The Company was formed to acquire and develop computer software products for use in the travel industry. To date the Company has devoted the majority of its efforts in raising capital and developing the technology. The Company is in the development stage and, accordingly, the financial statements are presented in a format prescribed for a development stage company.

              The Company has incurred losses in the current period and has an accumulated deficit at June 30, 2000 and June 30, 2001. The Company's sole source of funds to date has been through the sale of securities. Management intends to continue to pursue additional financing through sale of securities and devoting resources to research and development of its technology. Management believes that additional capital will be raised through the sale of its securities and that sufficient funds will be available to meet its obligations for a twelve-month period. However, there can be no assurance that the above will be completed. Without additional capital and other means of additional financing, there may be a material adverse effect on the Company's ability to continue as a going concern.

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 -      Summary of Significant Accounting Policies
              ------------------------------------------
              Use of Estimates
              ----------------
              The preparation of financial statements, in accordance with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

              Cash Equivalents
              ----------------
              The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

              Property and Equipment
              ----------------------
              Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which is five years.

              Revenue Recognition
              -------------------
              Revenue when generated, from services will be recognized as services are performed.

                      HIGH-TECH TRAVEL SERVICES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the Period from Inception (October 1, 1999) to June 30, 2000 and
                        For the Year Ended June 30, 2001


Note  2 -     Summary of Significant Accounting Policies - (continued)
              ------------------------------------------
              Financial Instruments
              ---------------------
              The carrying amounts of financial instruments, including cash and cash equivalents approximated fair value at June 30, 2000 and June
              30, 2001 because of the relative short maturity of these instruments.

              Fiscal Year
              -----------
              The Company's fiscal year ends on June 30.

              Loss Per Share
              --------------
              Basic earnings (loss) per share are computed by dividing income
              (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share (loss) by application of the treasury stock method.

              Income Taxes
              ------------
              The Company uses the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws as they occur.

              Reclassifications
              -----------------
              Certain reclassifications have been made to the prior years financial statements in order to conform to the current year presentation.

Note 3 -      Restricted Cash
              ---------------
              At June 30, 2000 and June 30, 2001, cash in the amount of $1,645,588 and $1,354,739 was restricted as to use. The Company entered into a "Recission Escrow Agreement" on May 17, 2000, as required for the recission offer. The restricted cash has been escrowed in connection with a consent order and agreement (see
              Note 9). The Company believes it is not exposed to any significant credit risk. The escrow account was closed on November 29, 2001, pursuant to the execution of the recission offer (see Note 9)

              As of June 30, 2000 and 2001, the Company has paid to investors who have requested recission approximately $-0- and $377,000, respectively, of which approximately $342,000 represents the amount paid for the stock and approximately $35,000 in interest.

                      HIGH-TECH TRAVEL SERVICES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the Period from Inception (October 1, 1999) to June 30, 2000 and
                        For the Year Ended June 30, 2001


Note 4 -      Property and Equipment
              ----------------------

                                                 June 30, 2000     June 30, 2001
                                                 -------------     -------------

                Computer equipment                $    7,435         $    7,435
                Less accumulated depreciation          1,487              3,049
                                                  -----------        ----------
                                                  $    5,948         $    4,386
                                                  ===========        ==========

Note 5 -      Accrued Interest Subject to Recission
              -------------------------------------
              At June 30, 2000 and 2001, accrued interest subject to recission represents interest earned on the restricted cash, less interest paid on stock purchases rescinded to date of approximately $-0-and $35,000, respectively.

Note 6 -      Due to Stockholders
              -------------------
              Due to stockholders represents unsecured advances to the Company which are non-interest bearing with no specified maturity date. At June 30, 2001 amount due to stockholders was $26,448.

Note 7 -      Income Taxes
              ------------
              Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30, 2000 and 2001, follow:

                                                     For the Period                         For the Period
                                                     from Inception        For the Year     from Inception
                                                   (October 1, 1999)           Ended       (October 1, 1999)
                                                    to June 30, 2000     June 30, 2001     to June 30, 2001
                                                    ----------------     -------------     ----------------
                 Net operating loss carryforward      $  121,000          $  263,000         $  263,000
                 Valuation allowance                    (121,000)           (263,000)          (263,000)
                                                      -----------         -----------        -----------

                 Net deferred tax asset               $        -          $        -         $        -
                                                      ===========         ===========        ===========

              The Company's income tax expense differs from income tax (benefit) computed at the U.S. federal statutory rate due to the valuation allowance on deferred tax assets. The Company's net operating loss carryforwards could be limited in circumstances involving a significant change in equity ownership.

                      HIGH-TECH TRAVEL SERVICES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the Period from Inception (October 1, 1999) to June 30, 2000 and
                        For the Year Ended June 30, 2001


Note 7 -      Income Taxes - (continued)
              ------------
              The Company believes uncertainty exists regarding the realizability of these items, and accordingly, has established a valuation allowance, based upon management's estimates, against deferred taxes.

              At June 30, 2000 and June 30, 2001, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $302,000 and $657,000, respectively. The net operating loss carryforwards will expire beginning in 2007, if not utilized.

Note 8 -      Commitments
              -----------
              The Company has employment agreements with its two officers who are also stockholders. The officers have agreed to waive approximately $224,000 of unpaid compensation for the year ended June 30, 2001. This amount is reflected as stockholders contribution in additional paid in capital at June 30, 2001.

Note 9 -      Stockholders' Equity
              --------------------
              The Company was initially capitalized in October 1999, with the issuance of 13,000,000 shares of common stock at $0.0001 per share, for a total of $1,300. During the period March 2000 through June 2000, the Company sold 591,960 shares of common stock at $1.25 per share for $474,385, net of costs of $265,624 as follows:

                      Date                                        Shares
                      ----                                        ------

                  March 22, 2000                                      412,000
                  March 23, 2000                                      120,000
                  March 26, 2000                                       12,000
                  April 11, 2000                                        5,000
                  May 8, 2000                                           4,500
                  May 9, 2000                                           3,000
                  May 30, 2000                                          7,500
                  June 14, 2000                                        21,960
                  June 16, 2000                                         6,000
                                                                 -------------
                                                                      591,960
                                                                 =============

              During the period July 2000 through June 2001, the Company sold 20,460 shares of common stock at $1.25 per share for $15,236, net of costs of $10,339 as follows:

                      Date                                          Shares
                      ----                                          ------

                  July 19, 2000                                         5,000
                  September 1, 2000                                     5,000
                  October 11, 2000                                     10,460
                                                                 -------------
                                                                       20,460
                                                                 =============

                      HIGH-TECH TRAVEL SERVICES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the Period from Inception (October 1, 1999) to June 30, 2000 and
                        For the Year Ended June 30, 2001


Note  9 -     Stockholders' Equity - (continued)
              --------------------
              The Company issued 85,207 shares of common stock at $1.25 per share for $106,509, in settlement of commissions and other costs associated with the sale of common stock as follows:

                      Date                                      Shares
                      ----                                      ------

                  May 31, 2000                                       25,000
                  August 7, 2000                                        150
                  August 31, 2000                                       188
                  November 27, 2000                                  56,548
                  January 10, 2001                                    3,321
                                                              --------------
                                                                     85,207
                                                              ==============

              On October 11, 2000, the Company amended its certificate of incorporation whereby the numbers of authorized shares of common stock have been increased from 25,000,000 to 50,000,000.

              Between October 1, 1999, the date of the Company's inception to March 2000, the Company raised $1,590,562 through the issuance of 2,809,402 shares in an offering of common stock at a range of $0.50 to $0.70 per share. The Company incorrectly believed that the stock offering was made in accordance with all applicable requirements of law, including the Securities Act of 1933, as amended, and with various other federal and state securities laws. The Company has entered into a consent order and agreement with the Bureau of Securities of the State of Oregon, which states that the Company will apply for registration of a recission offer.

              The recission offer requires $1,643,463 to be placed in escrow, which represents the $1,590,562 proceeds from the offering plus an allowance of interest to be paid in the recission, to repurchase the stock of any investor who accepts the offer. The stock will be repurchased for an amount equal to the price paid for the stock plus accrued interest from the date of issuance to the date of repurchase. At June 30, 2001, total interest that would be paid if all investors have requested recission is approximately $183,000 net of interest paid to date to investors who have accepted the recission of approximately $35,000, and no accrual has been made for this amount. There will be a 35-day period after the date the recission offer is mailed to investors for acceptance or rejection of the recission offer. Within 30 days after completion of the recission offer or refund, the Company will file a report to the State of Oregon identifying the investors repaid, the amount of the repayment, and the date of the repayment. See Note 11 for execution of the recission offer.

              The Company was required to pay a civil penalty of $20,000 and make a $5,000 contribution to the Oregon Investor Information Program. These amounts have been accrued by the Company as of June 30, 2000 and are included in general and administrative expenses, since there was a payment schedule starting on the signing of the consent order, which was signed on September 13, 2000. The penalties were paid during the fiscal year ended June 30, 2001, as required by the consent order.

                      HIGH-TECH TRAVEL SERVICES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the Period from Inception (October 1, 1999) to June 30, 2000 and
                        For the Year Ended June 30, 2001


Note  9 -     Stockholders' Equity - (continued)
              --------------------
              During February 2000, the Company entered into a consulting agreement with an unrelated third party, for services in connection with the Company's public relations dealings with NASD broker/dealers and investing public. Amounts paid for above service for the period ended June 30, 2000 and June 30, 2001 were approximately $259,000 and $4,000, respectively.

Note 10 -     Stock Option Plan
              -----------------
              On August 14, 2000, the Board of Directors and majority of the holders of the Common Stock adopted the Company's 2000 Stock
              Option Plan (the "2000 Plan").

              The 2000 Plan provides for the granting of stock options ("Options") to key employees of the Company. Within certain limitations provided by the 2000 Plan, such Options may include provisions regarding vesting, exercise price, the amount of each grant and other terms as shall be approved by the Board of Directors or by a committee designated by the Board of Directors. Options granted under the 2000 Plan may be either options that qualify as "incentive stock options," within the meaning of
              Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Options"), or those that do not qualify as such "incentive stock options" ("Non-qualified Options"). The 2000 Plan, which permits up to 1,000,000 shares of the Company's Common Stock to be issued, terminates on June 30, 2010. The 2000 Plan is administered by the Board or by a Compensation Committee of the Board of Directors, which committee, to the extent required to qualify for certain exemptions under Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and , to satisfy the requirements of Section 162 (m) of the Code, will at all times consist of at least two non-employee directors. Subject to the terms of the 2000 Plan, the Board of Directors or a Compensation Committee determines the persons to whom Options are granted and the terms and the number of shares covered by each Option. The term of each Option may not exceed ten years from the date the option is granted, or five years in the case of an Incentive Option granted to a holder of more than 10% of the fully diluted capital stock of the Company. Non-qualified Options and Incentive Options may become exercisable six months after the date of grant and may continue to be exercisable, in whole or in part, up to ten years after the date of grant, as determined by the Board of Directors or the Compensation Committee.

              The 2000 Plan provides that all Incentive Options and Non-qualified Options which are not exercisable on the date of termination of an option holder's employment generally expire three months after the optionee ceases to be employed by the Company; however, the Board of Directors or the Compensation Committee may, in its discretion, permit the holder to exercise unvested options upon such termination. Options may not be transferred other than by will or the laws of descent and distribution, and during the lifetime of an optionee may be exercised only by the optionee.

                      HIGH-TECH TRAVEL SERVICES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the Period from Inception (October 1, 1999) to June 30, 2000 and
                        For the Year Ended June 30, 2001


Note 10 -     Stock Option Plan - (continued)
              -----------------
              The 2000 Plan contains a provision accelerating the exerciseablity of Options upon the occurrence of specified events, including a merger, consolidation, dissolution or liquidation of the Company.
              The acceleration of vesting of the Options in the event of a merger or other similar event may have the effect of discouraging a proposal for merger, a takeover attempt or other efforts to gain control of the Company.

              No options have been granted under the 2000 Plan.

Note 11 -     Subsequent Event
              ----------------
              The Company's registration of the recission offer, see Note 9, Registration statement Form SB-2 was approved by the Securities and Exchange Commission and became effective on August 14, 2001.
              The recission offer was mailed to investors during the month of October 2001 and in accordance with the terms of the consent order and agreement, see Note 9, was finalized on November 21, 2001. On that date $689,223 was paid to investors, who had accepted the recission offer, which represented 1,072,192 shares of stock and included $95,073 in interest. In addition, $94,607, which represented 145,328 shares of stock and included $11,971 in interest, was paid to investors from July 1, 2001 to October 2001 before the recission offer was finalized. On November 29, 2001, the escrow account was closed and remaining funds of $587,566 was transferred to the Company.

              The results of the information described above are provided as proforma information on the face of the balance sheet.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and reports on Form 8-K.

         The following documents are filed as part of this report under Part II
Item 8:

         Reference is made to the Index to Financial Statements and Financial Statement Schedules included in Item 8 of Part II hereof


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        /s/ Benjamin Callari
                                        -------------------------------
                                        Benjamin Callari, President and Chief
                                        Executive Officer
                                        Dated: February     , 2002

                                        /s/ Donald Myatt, Jr.
                                        -------------------------------
                                        Donald Myatt. Jr. Vice President
                                        and Chief Financial Officer
                                        Dated: February    , 2002